Form 10QSB
period 2000-01-31
ENGENYOUS TECHNOLOGIES INC
filed 2000-03-29
CIK 1092892

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C. 20549

              FORM 10QSB


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934



    Commission file number  0-27285

ENGENYOUS Technologies, Inc
(Name of registrant as specified  in its charter)

Delaware                          13-375-4705
(State or other jurisdiction (I.R.S. Employer Identification No) of incorporation or organization)

400 S Dixie Highway Hallandale Beach      Fl 33009
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number (954) 458-3311

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the SecuritiesExchange Act of 1934 during the preceding 12
months (or for such shorterperiod that the Registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.
         Yes            No  X

=============================================================
There were 3.678.500 shares of common stock with a par value of $0.001 per share outstanding at March 20, 2000.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

    Consolidated balance sheets - January 31, 2000
    And October 31, 1999.

    Consolidated statements of income - Three months ended October 31,1999 and January 31, 2000.

    Notes to  consolidated financial statements -
    January 31, 2000.

Item 2. Management's Discussion and Analysis or Plan of Operation.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities and use of Proceeds

Item 3. Defaults upon Senior Securities.

Item 4. Submission of Matters to a Vote of Security Holders.

Item 5. Other Information.

Item 6. Exhibits and Reports on Form 8-K.

SIGNATURES





ENGENYOUS Technologies Inc.


         Interim Consolidated Statement
         of Income & Retained Earnings ( Unaudited)

                   For six months      For Three months
                   ended  For     ended
Revenue                 01/31/2000     10/31/1999

Sales                   $ 172.766 $  75.400
* TOTAL                 $ 172.766 $  75.400
                     =======    =======
Cost of Sales
Purchase           $  81.200 $  35.250

* TOTAL                 $  81.200 $  35.250
                   =========    =======

*NET SALES              $  91.566 $  40.150
                   =========    =======
Selling Expenses
Advertising             $    6.325     $   2.575
Advertising Printing              9.050         3.500
Travel & Entertainment           14.674         6.157

*TOTAL                  $   30.049     $  12.232
                    =========     =========

General Expenses
Accounting              $    6.350     $   2.500
Payroll                      6.750         3.500
Depreciation                  0        0
Legal Fee                    7.850         4.250
Offices                      3.225         1.250
Bank                         2.214         1.107
Postage                         3.304      1.476
Telephone                    3.224         1.574
Rent                         6.204         3.102
Electric                  537           240
Misc                         1.954           975

*TOTAL                      $  41.612  $  19.974
                       =======        =======
*TOTAL EXPENSES                  $  71.661  $  32.206

*NET                     $  19.905     $   7.944


         ENGENYOUS Technologies, Inc.
    Interim Consolidated  Balance Sheet ( Unaudited)



ASSETS                  01/31/2000     10/31/1999
Current Assets
Cash               $        9.215 13.315
Trade Receivable           39.734 43.314
Inventory                 105.757      120.750
                       --------        -------

TOTAL Current Assets           154.706      177.379

Property & Rquipment ( Net)     77.546      77.546

Research & Development            351.809      301.809


TOTAL Assets             $   584.061      556.734
                    =========     ========



LIABILITES & STOCKHOLDERS LIABILITIES

Current Liabilities
Trade Acct. Patable            $  42.193    44.727
Current potion L/T Debt           41.750    41.750
                   -----------    -------

TOTAL Current Liabilities    $    83.943    86.477
Long Term Liabilities                     0      0
TOTAL Long Term Liabilities         0       0


Stockholders' Equity
Common Stock $.001 par value       5.000      5.000
Authorized- 20.000.000 Shares
Issued and Outanding -
3.678.500 Shares
Share Premium               236.350    236.350
Addtional paid Capital            26.900      9.000
Retained Earning            211.963    21l.963
Net Profit                   19.905      7.944
                               --------     --------
TOTAL Stockholders' Equity    $  500.118    470.257
                   -----------    --------

Total Liabilities $
Stockholders's Equity        $   584.061    556.734


              ENGENYOUS Technologies. Inc.
Notes to Consolidated Financial Statements (unaudited)
For the three Months ending October 31, 1999 and for the six
Months ending January 31, 2000.


The Consolidated financial statements as of October 31, 1999 and for the three months then ended and for January 31, 2000 for the six months then ended were prepared by the Registrant without audit pursuantto the rules and regulations of the Securitiesand Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the option of management, all necessary adjustments to the financial statements have been made to present fairly the financial position, results of operations, and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Registrant has previously filed with the SEC an annual report on Form 10SB12G/A, which included audited financial statements for the year ended July 31, 1999. The financial statements contained in this filing should be read in conjunction with the statements and notes thereto.




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

ENGENYOUS Technologies Ind (the "Company") was incorporated on April 7 1988, under the laws of the State of Delaware to engage in any lawful corporate undertaking. On September 8, 1999 as amended October 21, 1999 the Company submitted its Form 10-SB to the Securities and Exchange Commission, which was declared effective on November 10,1999, at which time the Company became a reporting company under Section 12(g) of the 1934 Securities and Exchange Act.

The Company is engaging in the business-to-business e-commerce of providing turnkey conversions of e-commerce websites into 150 languages.

The Company commenced operations in its Hallandale Beach location on August 1997 developing and marketing encryption software, encryptionand decryption protocol for LANs, WANs and E-commerce digital certificateto secure information and E-commerce transactions. At the same time theCompany has been marketing its languages courses Learn English, Learn Spanish and Aprenda Ingles on CD-Rom for computers.

Further the Company has during the last year developed four web sites: Engenyous.com to serve as an identity site and sell its encryption and languages products, Electradoc.com to serve as e-commerce communication site for secure document delivery with evidence tracking, e-conversions2.com to provide fully turnkey conversions of e-commerce websites into 150 languages and Edocshop as a commercial site with merchandise for sale and free turnkey web sites for edocshop members to start their own business in the cyber space in ten different languages.

As the Company's activities have expanded and to maintain its state-of-artstatus the management is constantly being updated on all new industry developments. The need to increase both facilities and staff has become imperative. The Company's is currently negotiating for a 6.800 sq.ft office space at 550 Broad Street, Newark, New Jerseywith First Union Bank.
The management intends to augment its staff immediately to 30 people; administration, marketing and technical staff for further development of its products as well as all the computerhardware and software necessary to implement its marketing efforts to companies and on the Internet and especially with the e-conversions2.com in mind, which will addresses its task to managementsfor global business that realize the international potential of their business - is to present their products in the Global market. An obvious step in this process is to ensure that they communicate effectively with these foreign markets in their own languages - CONVERSION.



PART II - OTHER INFORMATION

Item 1. Legal Proceedings
    NONE

Item 2. Changes in Securities and use of Proceeds

During the first and second fiscal quarter, ended January 31, 2000 the Company sold the following shares of common stock pursuant to rule 506, Regulation D of the Securities Act of 1933.

Date     Name      Relationship    Common  Per     Paid
              To Company          Stock   Shares
                         # shares
08/23/99 Private Investor None                200     6.00  1.200
08/22/99 Private Investor None                400     6.00  2.400
08/30/99 Private Investor None              1.200     5.00  6.000
11/15/99 Private Investor None            125.000     0.10    12.500
11/15/99 Financial OfficerDirector      48.800   0.10  4.800


No underwriting discounts or commissions were paid in connection with anyof the above sales. For all of the above sales, the registrant claimed exemption from registration under Section
4(2)of the Securities Act of 1933.


Item 3. Defaults upon Senior Securities.
    NONE

Item 4. Submission of Matters to a Vote of Security Holders.
    NONE




Item 5. Other Information.

a) Shareholders list regarding services rendered and additional paid in capital.

Equity securities of the registrant sold by the Registrant during the period January 1998 and ended July 31, 1999 that were not registered under the Securities Act were:

Date of    Title   Number
       of          of
          Shares   Shares    Purchases       Consideration


05/01/98 Common Stock   225.000   Cynthia Robinson Prepaid Services
                              value at 22500

05/01/98 Common Stock     5.000   Larry Berk      Prepaid Sevices
                                 valued at $3000

05/01/98 Common Stock    25.000 Rosetta Brownlee Prepaid Services
                                 valued at $ 7500

05/01/98 Common Stock     1.500 Interspace       Prepaid Services
                                Bill Ellison     valued at $525

05/01/98 Common Stock     5.000   Ted Robinson     Prepaid Services
                              valued at $1500

05/01/98 Common Stock    50.000   Seymore Systems  Prepaid Services
                      Jesse Seymore    valued at $25000

05/01/98 Common Stock    73.200   Corey Smyth      Prepaid Services
                              valued at $25000

05/01/98 Common Stock     5.000 Cecilia Hunter    Prepaid Services
                                 valued at $1500

05/01/98 Common Stock    75.000   Melba Outler    Prepaid Services
                              valued at $35000

05/01/98 Common Stock    15.000   Rosa Porter      Prepaid Services
                              valued at $1500

No underwriting discounts or commissions were paid in connection with any of the above sales. For all of the above sales, the registrant claimed exemption from registration under Section 4(2) of the Securities Act of 1933.



(b) Identity of officers, directors and principal shareholders that own 5 percent or more of the securities are:

Clyde Smyth , Officer, Director, Principal shareholder
Margareta Totems, Officer, Director , Principal Shareholder
Cynthia B Robinson, Officer, Director, Principal Shareholder



Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibit 27.1        Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the six months ended January 31, 2000.


                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 20, 2000         /s/ Clyde Smyth
                   ----------------------------
                   Clyde Smyth, Chairman, and
                   Chief Executive Officer

Dated March 20, 2000         /s/ Margareta Totems
                   ----------------------------
                   Margareta Totems
                   Chief Financial Officer