Form 10QSB/A
period 2000-01-31
ENGENYOUS TECHNOLOGIES INC
filed 2000-04-10
CIK 1092892

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C. 20549

              FORM 10QSB/A - 1st Amendment


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

    Consolidated statements of Cashflow - Three months ended October 31, 1999 and January 31, 2000

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



ENGENYOUS Technologies Incc
Statement of Cash Flows (unaudited)

                   For 6 months        For 3 months
                   ended 01/31/2000    10/31/1999

Cash Flows from operating         19.905          7.944
activities:  Net profit (loss)

Adjustments to Reconcile Net Loss
to Net Cash Used in Operating
Activities:

Changes in Assets and Liabilites
Increase/(Decrease) in
Accounts Payable and Accrued
Expenses                 42.193           44.727

Additional Paid in Capital
Contributed by  Shareholders       26.900         9.000

Total Adjustments             46.805        16.944

Net Cash Used in
Operating Activites               152.861        67.456

Cash Flows from financing
Activites:
Increase in Loan Payable                0        0

Net Cash Provided by
Financing Activities                    0             0

Net Change in Cash            10.690        (5.371)
Cash at Beginning of Period         9.215        13.315
Cash at End of Period              19.905         7.944

Supplemental Disclosure of
Cash Flow Information

Cash Paid During the period for
Interest Expense               2.214          1.107
Corporate Tax                      0              0


              ENGENYOUS Technologies. Inc.
Notes to Consolidated Financial Statements (unaudited)
For the three Months ending October 31, 1999 and for the six
Months ending January 31, 2000.


The Consolidated financial statements as of October 31, 1999 and for the three months then ended and for January 31, 2000 for the six months then ended were prepared by the Registrant without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the option of management, all necessary adjustments to the financial statements have been made to present fairly the financial position, results of operations, and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Registrant has previously filed with the SEC an annual report on Form 10SB12G/A, which included audited financial statements for the year ended July 31, 1999. The financial statements contained in this filing should be read in conjunction with the statements and notes thereto.




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

The Company will engage in the business-to-business e-commerce of providing turnkey conversions of e-commerce websites into 150 languages.

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


No underwriting discounts or commissions were paid in connection with anyof the above sales. For all of the above sales, the registrant claimed exemption from registration under Section
4(2)of the Securities Act of 1933. Proceeds was added as operating capital to the Company.


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
                              value at 22500

05/01/98 Common Stock     5.000   Larry Berk      Prepaid Services
                                 valued at $3000

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

Dated April 7, 2000          /s/ Clyde Smyth
                   ----------------------------
                   Clyde Smyth, Chairman, and
                   Chief Executive Officer

Dated April 7, 2000          /s/ Margareta Totems
                   ----------------------------
                   Margareta Totems
                   Chief Financial Officer