Form 10QSB
period 2000-04-30
ENGENYOUS TECHNOLOGIES INC
filed 2000-05-12
CIK 1092892

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

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the SecuritiesExchange Act of 1934 during the preceding 12
months (or for such shorterperiod that the Registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.
         Yes x          No

=============================================================
There were 3.769.385 shares of common stock with a par value of $0.001 per share outstanding at April 30, 2000.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

    Consolidated balance sheets - April 30, 2000.

    Consolidated statements of income - Nine months
    April 30, 2000.

    Notes to  consolidated financial statements -
    April 30, 2000.

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

                   For six months      For nine months
                   ended  For     ended
Revenue                 01/31/2000     04/30 2000

Sales                   $ 172.766 $  215.956
* TOTAL                 $ 172.766 $  215.956
                     =======    =======
Cost of Sales
Purchase           $  81.200 $  105.316

* TOTAL                 $  81.200 $  105.316
                   =========    =======

*NET SALES              $  91.566 $  110.640
                   =========    =======
Selling Expenses
Advertising             $    6.325     $   6.325
Advertising Printing              9.050        10.250
Travel & Entertainment           14.674        18.572

*TOTAL                  $   30.049     $  35.147
                    =========     =========

General Expenses
Accounting              $    6.350     $   8.550
Payroll                      6.750        11.250
Depreciation                  0        0
Legal Fee                    7.850         9.350
Offices                      3.225         4.725
Bank                         2.214         3.125
Postage                         3.304      3.672
Telephone                    3.224         4.824
Rent                         6.204         9.306
Electric                  537           806
Misc                         1.954         2.931

*TOTAL                      $  41.612  $  58.537
                       =======        =======
*TOTAL EXPENSES                  $  71.661  $  93.684

*NET                     $  19.905     $  16.956


         ENGENYOUS Technologies, Inc.
    Interim Consolidated  Balance Sheet ( Unaudited)



ASSETS                  01/31/2000     04/30/2000
Current Assets
Cash               $        9.215  3.251
Trade Receivable           39.734 37.193
Inventory                 105.757      102.757
                       --------        -------

TOTAL Current Assets           154.706      143.201

Property & Rquipment ( Net)     77.546      77.546

Research & Development            351.809      351.809


TOTAL Assets             $   584.061      572.556
                    =========     ========



LIABILITES & STOCKHOLDERS LIABILITIES

Current Liabilities
Trade Acct. Patable            $  42.193    33.637
Current potion L/T Debt           41.750    41.750
                   -----------    -------

TOTAL Current Liabilities    $    83.943    75.387
Long Term Liabilities                     0      0
TOTAL Long Term Liabilities         0       0


Stockholders' Equity
Common Stock $.001 par value       5.000      5.000
Authorized- 20.000.000 Shares
Issued and Outanding -
3.678.500 Shares
Share Premium               236.350    236.350
Addtional paid Capital            26.900     26.900
Retained Earning            211.963    211.963
Net Profit                   19.905     16.956
                               --------     --------
TOTAL Stockholders' Equity    $  500.118    497.169
                   -----------    --------

Total Liabilities $
Stockholders's Equity        $   584.061    572.556



ENGENYOUS Technologies Incc
Statement of Cash Flows (unaudited)

                   For 6 months        For 9 months
                   ended 01/31/2000    04/30/2000

Cash Flows from operating         19.905          3.251
activities:  Net profit (loss)

Adjustments to Reconcile Net Loss
to Net Cash Used in Operating
Activities:
Changes in Assets and Liabilites
Increase/(Decrease) in
Accounts Payable and Accrued
Expenses                      0                0

Additional Paid in Capital
Contributed by  Shareholders       26.900        26.900

Total Adjustments             46.805        43.844

Net Cash Used in
Operating Activites               152.861          199.000

Cash Flows from financing
Activites:
Increase in Loan Payable                0        0

Net Cash Provided by
Financing Activities                    0             0

Net Change in Cash            10.690        13.705
Cash at Beginning of Period         9.215         3.251
Cash at End of Period              19.905        16.956

Supplemental Disclosure of
Cash Flow Information

Cash Paid During the period for
Interest Expense               2.214          3.125
Corporate Tax                      0              0


              ENGENYOUS Technologies. Inc.
Notes to Consolidated Financial Statements (unaudited)
For the 9 Months ending April 30, 2000.


The Consolidated financial statements for the nine months as of April 30, 2000, were prepared by the Registrant without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the option of management, all necessary adjustments to the financial statements have been made to present fairly the financial position, results of operations, and cash flows. The results of operations for the period presented are not necessarily indicative of the results for the respective complete years. The Registrant has previously filed with the SEC an annual report on Form 10SB12G/A, which included audited financial statements for the year ended July 31, 1999. The financial statements contained in this filing should be read in conjunction with the statements and notes thereto.


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

The Company will engage in the business-to-business e-commerce of providing turnkey conversions of e-commerce websites into any language. This website will be launched on May 12, 2000 on 130 search engines around the world. We do not translate and adapt the software content, but rebuild, test and fix the localized product by converting it into any language of the world. e-Conversions2.com will enable a successful web conversion for e-commerce for the customer on an international scale.

The Company commenced operations in its Hallandale Beach location on August 1997 developing and marketing encryption software, encryption and decryption protocol for LANs, WANs and E-commerce digital certificate to secure information and E-commerce transactions. The UEL/2001 Encryption digital certificate ensures that e-transations is not altered in transit. The identity of both sender and recipient is validated, and one party cannot later repudiate it. Digital certificates, which are being encourage by the European Commission and the US administration, are designed to authenticate the identity of e-commerce traders. This market islikely to grow significantly as online sales rise.

At the same time the Company is marketing its languages courses
Learn English, Learn Spanish and Aprenda Ingles on CD-Rom for computers.

Further the Company has during the last year developed four web sites: Engenyous.com to serve as an identity site and sell its encryption and languages products, Electradoc.com to serve as e-commerce communication site for secure document delivery with evidence tracking using the Company's UEL/2001 encryption software, e-conversions2.com to provide fully turnkey conversions of e-commerce websites into any language and Edocshop as a commercial site with merchandise for sale and free turnkey web sites for edocshop members to start their own business in the cyber space at present in eleven different languages.

As the Company's activities have expanded and to maintain its state-of-art status the management is constantly being updated on all new industry developments. The need to increase both facilities and staff has become imperative. The Company's is currently negotiating for a 6.800 sq.ft office space at 550 Broad Street, Newark, New Jersey with First Union Bank.
The management intends to augment its staff immediately to 30 people; administration, marketing and technical staff for further development of its products as well as all the computer hardware and software necessary to implement its marketing efforts to companies and on the Internet and especially with the e-conversions2.com in mind, which will addresses its task to managements for global business that realize the international potential of their business - is to present their products in the Global market.



PART II - OTHER INFORMATION

Item 1. Legal Proceedings
    NONE

Item 2. Changes in Securities and use of Proceeds

In April 2000, the Company issued 90,885 shares to Clyde Smyth having an aggregate value of $ 90.885. The shares were issued as consideration for services rendered for the period from august
1997 to april 1, 1998 for the development of electradoc technology and specifications.

The $90.885 was previously recorded as retained earnings in our July 31,1999 Financial Statements.

The shares are exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act of 1933.


Item 3. Defaults upon Senior Securities.
    NONE

Item 4. Submission of Matters to a Vote of Security Holders.
    NONE


Item 5. Other Information.
    NONE


Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibit 27.1        Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the nine months ended April 30, 2000.


                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated May 5, 2000       /s/ Clyde Smyth
                   ----------------------------
                   Clyde Smyth, Chairman, and
                   Chief Executive Officer

Dated May 5, 2000       /s/ Margareta Totems
                   ----------------------------
                   Margareta Totems
                   Chief Financial Officer