Form 10QSB/A
period 2000-04-30
ENGENYOUS TECHNOLOGIES INC
filed 2000-06-05
CIK 1092892

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C. 20549

                   FORM 10QSB/A No 1


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

SIGNATURES





ENGENYOUS Technologies Inc.


         Interim Consolidated Statement
         of Income & Retained Earnings ( Unaudited)
         (dollars in thousand)

                   For six months      For nine months
                   ended  For     ended
Revenue                 01/31/2000     04/30 2000

Sales                   $ 172,766 $  215,956
* TOTAL                 $ 172,766 $  215,956
                     =======    =======
Cost of Sales
Purchase           $  81,200 $  105,316

* TOTAL                 $  81,200 $  105,316
                   =========    =======

*NET SALES              $  91,566 $  110,640
                   =========    =======
Selling Expenses
Advertising             $    6,325     $   6,325
Advertising Printing              9,050        10,250
Travel & Entertainment           14,674        18,572

*TOTAL                  $   30,049     $  35,147
                    =========     =========

General Expenses
Accounting              $    6,350     $   8,550
Payroll                      6,750        11,250
Depreciation                  0        0
Legal Fee                    7,850         9,350
Offices                      3,225         4,725
Bank                         2,214         3,125
Postage                         3,304      3,672
Telephone                    3,224         4,824
Rent                         6,204         9,306
Electric                  537           806
Misc                         1,954         2,931

*TOTAL                      $  41,612  $  58,537
                       =======        =======
*TOTAL EXPENSES                  $  71,661  $  93,684

*NET                     $  19,905     $  16,956

Weighted average common shares
outstanding during the period    3.769,385


NET (LOSS) PER COMMON SHARE $    0.15

         ENGENYOUS Technologies, Inc.
    Interim Consolidated  Balance Sheet ( Unaudited)
         (dollars in thousand)


ASSETS                  01/31/2000     04/30/2000
Current Assets
Cash               $        9,215  3,251
Trade Receivable           39,734 37,193
Inventory                 105,757      102,757
                       --------        -------

TOTAL Current Assets           154,706      143,201

Property & Rquipment ( Net)     77,546      77,546

Research & Development            351,809      351,809


TOTAL Assets             $   584,061      572,556
                    =========     ========



LIABILITES & STOCKHOLDERS LIABILITIES

Current Liabilities
Trade Acct. Patable            $  42,193    33,637
Current potion L/T Debt           41,750    41,750
                   -----------    -------

TOTAL Current Liabilities    $    83,943    75,387
Long Term Liabilities                     0      0
TOTAL Long Term Liabilities         0       0


Stockholders' Equity
Common Stock $.001 par value       5,000      5,000
Authorized- 20.000.000 Shares
Issued and Outanding -
3.678.500 Shares
Share Premium               236,350    236,350
Addtional paid Capital            26,900     26,900
Retained Earning            211,963    211,963
Net Profit                   19,905     16,956
                               --------     --------
TOTAL Stockholders' Equity    $  500,118    497,169
                   -----------    --------

Total Liabilities $
Stockholders's Equity        $   584,061    572,556



ENGENYOUS Technologies Incc
Statement of Cash Flows (unaudited)
(dollars in thousand)

                   For 6 months        For 9 months
                   ended 01/31/2000    04/30/2000

Cash Flows from operating         19,905          3,251
activities:  Net profit (loss)

Adjustments to Reconcile Net Loss
to Net Cash Used in Operating
Activities:
Changes in Assets and Liabilites
Increase/(Decrease) in
Accounts Payable and Accrued
Expenses                      0                0

Additional Paid in Capital
Contributed by  Shareholders       26,900        26,900

Total Adjustments             46,805        43,844

Net Cash Used in
Operating Activites               152,861          199,000

Cash Flows from financing
Activites:
Increase in Loan Payable                0        0

Net Cash Provided by
Financing Activities                    0             0

Net Change in Cash            10,690        13,705
Cash at Beginning of Period         9,215         3,251
Cash at End of Period              19,905        16,956

Supplemental Disclosure of
Cash Flow Information

Cash Paid During the period for
Interest Expense               2,214          3,125
Corporate Tax                      0              0



ENGENYOUS Technologies Inc
Statement of changes in Stockholders' equity
Period   ending 04/30/2000

Name          Common Stock   Amount
         # of shares
Clyde Smyth   90.885         $ 90,885
Shares issued
for Services
(Note 9 in Accounting policies)

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

1. ACCOUNTING POLICIES.

The Company has had no operations from January 1998 to July
1998. Accounting policies and procedures have been determined as follows:

1. The Company uses the cash basis method of accounting.

2. Value per share is computed using the weighted average number of shares of common stock outstanding.

3. The Company has not adopted any policy regarding payment of dividends. No dividends have been paid.


4. Revenue is recognized at the point of sale and shipment to the customer and there is no return of our products.

5. Property and Equipment are stated at cost. Depreciation on theproperty and equipment is computed using the straight-line method over seven years. Depreciation has been deferred until fiscal year ending July 31, 2000. The amount of depreciation deferral for fiscal year 1999 is $11.078.

6. Research and development will be amortized over seven years in accordance with generally accepted accounting principles for the cost of R/D IRS Tax Laws. Our Language Products and Encryption Product is currently being marketed. The total amount amortized is $ 351.809 for period ending April 30, 2000.

The amortizing for the fiscal year 1999 on the R&D $301.809 has been deferred to fiscal year ending July 31, 2000. The amount of the deferred amortizing is $43.116.

The cost of designing a package is an important part of the cost of a product, and accountants should be aware of the IRS' new rules relating to accounting for package design costs. Revenue Ruling 89-23 states that, if an organization creates a package design, then the term 'package design' refers to the package, as well as the cost of related materials, labor, and overhead. The methods of accounting for package design costs include the capitalization method.


Under Sec. 174, a taxpayer can elect to deduct research or experimental expenditures that are paid or incurred during the taxable year in connection with his or her trade or business. A taxpayer can also elect to amortize these research expenses ratably over a period of not less than 60 months, beginning with the month in which he or she first realizes benefits from such expenditures

Tax deductions and credits for research and development expenditures are outlined in Section 174 and Section 41, respectively, of the Internal Revenue Code. The expenditures that qualify for deductions under Section 174 include in-house expenditures and patent expenditures. Research must meet three criteria before expenditures are eligible for a tax credit under
Section 41; research must be conducted to discover technological information, must be helpful in developing a 'new or improved business component of the taxpayer,' and must have a purpose.

Research and development expenditures include all experimental and laboratory costs incidental to the development of an experimental or pilot model, plant process, product, formula, invention or similar property, or the improvement of an already existing property of like kind Regs. and Prop. Regs. Sec. 1.174-2(a)(1). The costs of developing computer software are considered Sec. 174 expenditures Rev. Proc. 69-21. Computer software includes all programs used to direct a computer to perform a task or set of tasks and the documentation to describe and maintain these programs.

7. Product Inventory is stated at actual cost and has not assigned any sales cost in accordance to the generally accounting principles.

8. The Company has a revolving line of credit with Regent Bank that provides maximum borrowing of $40,000 with interest payable at prime plus 1% (10,25% at July
31,1999). The line is renewable on an annual basis and guaranteed by the primary stockholder. The company has borrowed against the line of credit.


9. Employee Compensation $ 90.885 is for services rendered by the Company's officer for development of electradoc technology during the period of August
997 to April 1998 has been recorded as retained earnings as July 31,1999.


10. Income Taxes - The Company uses the asset and liability method as identified in SFAS 109, Accounting for Income Taxes. The Company's income taxes have not been reflected on the current fiscal year 1999. The profit of $56.478 in 1999 balanced against depreciation and amortization of $ 54.194 leaves a profit of $2.284 and we have a carry forward of $201.167 from 1998.
We have calculated the taxes for fiscal year 1999 to be $342.60 which we balanced against our carry forward of $201.167 from 1998. There is no taxes due for fiscal year 1999.

Deferred taxes are accounted for in accordance with Statement of Financial Accounting Standards ("Statement")
No. 109 "Accounting for Income Taxes." The Statement requires the use of the liability method to account for income taxes. Deferred income taxes are provided for the difference between the tax basis of an asset or liability and its reported amountin the financial statements and at the tax rates that are expected to be in effect when the taxes are actually paid or recovered.

Deferred income taxes arise principally from differences between financial and income tax reporting, including amounts recorded for inventory, the allowance for doubtful accounts, accrued expenses, the availability of net operating loss carryforwards and certain other temporary differences.

Deferred income tax assets are reduced by a valuation allowance when, based on the weight of evidence available, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of the requirement for a valuation allowance is an estimate which is reasonably possible to change in the near term.




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

The Company is engaged in the business-to-business e-commerce of providing turnkey conversions of e-commerce websites into any language. This website will be launched on May 12, 2000 on 130 search engines around the world. We do not translate and adapt the software content, but rebuild, test and fix the localized product by converting it into any language of the world. e-Conversions2.com will enable a successful web conversion for e-commerce for the customer on an international scale.

The Company commenced operations in its Hallandale Beach location on January 1998 developing and marketing encryption software, encryption and decryption protocol for LANs, WANs and E-commerce digital certificate to secure information and E-commerce transactions. The UEL/2001 Encryption digital certificate ensures that e-transations is not altered in transit. The identity of both sender and recipient is validated, and one party cannot later repudiate it. Digital certificates, which are being encourage by the European Commission and the US administration, are designed to authenticate the identity of e-commerce traders. This market islikely to grow significantly as online sales rise.

At the same time the Company is marketing its languages courses
Learn English, Learn Spanish and Aprenda Ingles on CD-Rom for computers.

Further the Company has during the last year developed four web sites: Engenyous.com to serve as an identity site and sell its encryption and languages products, Electradoc.com to serve as e-commerce communication site for secure document delivery with evidence tracking using the Company's UEL/2001 encryption software, e-conversions2.com to provide fully turnkey conversions of e-commerce websites into any language and Edocshop.com as a commercial site with merchandise for sale and free turnkey web sites for edocshop members to start their own business in the cyber space at present in eleven different languages.

As the Company's activities have expanded and to maintain its state-of-art status the management is constantly being updated on all new industry developments. The need to increase both facilities and staff has become imperative. The Company is currently negotiating for a 6.800 sq.ft office space at 550 Broad Street, Newark, New Jersey with First Union Bank.
The management intends to augment its staff immediately to 30 people; administration, marketing and technical staff for further development of its products as well as all the computer hardware and software necessary to implement its marketing efforts to companies and on the Internet and especially with the e-conversions2.com in mind.


RESULTS OF OPERATIONS
The company's current sales for the first three quarters ended April 30, 2000 was $215,956 with operation Expenses of $199.000 with a profit of $16,956. The company sales for the third quarter were $43,190 with operation expenses of $46.139 with a loss of -2,949 compared to a profit of $19.905 for the first two quarters. The company's profit decreased by $2,949 or 14.8% in the third quarter compared to the profit for the first two quarters. The Company incurred interest expense of approximately $ 3.672 for the nine months ended April 30, 2000.

FORWARD-LOOKING STATEMENTS
The Company's sales and operations are expected to increase in the fourth quarter of the fiscal year ending July 31, 2000 with the increase of sales of its current products (Languages and Encryption Software) and also with the introduction of the Company's e-conversions web site that was launched on May 11, 2000 for business-to-business to convert any e-commerce web site into any language in the world. The actual results could differ materially from those discussed here. As well as those factors discussed in this report, other factors that could cause or contribute to such differences include, among other items, lack of substantial additional financing. Therefore, the condensed financial data for the periods presented may not be indicative of our future financial condition or results of operations.





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

Dated May 27, 2000      /s/ Clyde Smyth
                   ----------------------------
                   Clyde Smyth, Chairman, and
                   Chief Executive Officer

Dated May 27, 2000      /s/ Margareta Totems
                   ----------------------------
                   Margareta Totems
                   Chief Financial Officer